Form 10-K
period 2005-12-31
Volkswagen Auto Lease Trust 2004-A; VW CREDIT LEASING LTD; VOLKSWAGEN AUTO LEASE UNDERWRITTEN FUNDING LLC
filed 2006-03-30
CIK 1303023, 1202610, 1182534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
333-117089
333-117089-01
333-117089-02
(Commission File Numbers)
Volkswagen Auto Lease Trust 2004-A
(Issuer with respect to the Notes)
Volkswagen Auto Lease Underwritten Funding, LLC
(Originator of the Note Issuer and Transferor of Transaction SUBI Certificate to the Note Issuer)
(Exact name of registrant as specified in its charter)
VW Credit Leasing, Ltd.
(Issuer with respect to the Transaction SUBI Certificate)

State of Delaware (State or other jurisdiction of incorporation or organization)	11-365048-3 38-6738618 20-6291530 (I.R.S. Employer Identification Nos.)

3800 Hamlin Road Auburn Hills, Michigan (Address of principal executive offices)	48326 (Zip Code)
(248) 754-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):
Large Accelerated Filer:☐           Accelerated Filer: ☐           Non-Accelerated Filer: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes☐ No☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None
Issuer does not have any voting stock. Documents incorporated by reference: See Item 15(b)

FORM 10-K

PART 1
Item 1. Business.
This Annual Report on Form 10-K is filed with respect to Volkswagen Auto Lease Trust 2004-A (the “Trust”), a Delaware statutory trust formed pursuant to a Trust Agreement, dated as of September 3, 2004, amended and restated as of September 29, 2004, between Volkswagen Auto Lease Underwritten Funding, LLC (the “Transferor”) and The Bank of New York (Delaware), as owner trustee (the “Owner Trustee”). The Trust issued $1,500,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4-A, and A-4-B (the “Notes”) pursuant to an Indenture, dated as of September 29, 2004, between the Trust and Citibank, N.A. as indenture trustee (the “Indenture Trustee”).
Item 1A. Risk Factors.
Omitted.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The assets of the Trust include the Transaction SUBI, which is a beneficial interest in VW Credit Leasing, Ltd. (the “Origination Trust”), which represents rights in a pool of closed-end retail automobile lease contracts and the related leased vehicles. The Origination Trust is a statutory trust formed under the laws of the State of Delaware pursuant to a Trust Agreement dated as of June 2, 1999 among VW Credit, Inc., as settlor and initial beneficiary, U.S. Bank National Association, as UTI trustee and administrative trustee, and Wilmington Trust Company, as Delaware trustee.
See Item 15.
The following tables set forth the number and aggregate principal amount of delinquent and defaulted SUBI contracts, the delinquency rates, and aggregate net losses on the SUBI contracts of the Volkswagen Auto Lease Trust 2004-A as of December 31, 2005:

1.	Delinquent Contracts:	Contracts	Amount ($000’s)
	a. 31 — 60 Days Delinquent	763	12,110
	b. 61 — 90 Days Delinquent	201	3,070
	c. 91 Days or More Delinquent	231	3,813

2.	Delinquency Ratio:		Amount ($000’s)
	a. Delinquent Balance		18,993
	b. Total Pool Balance		1,012,265
	c. Delinquency Ratio		1.88%

3.	Defaulted Contracts:	Contracts	Amount ($000’s)
	a. For the Year Ended December 31, 2005	928	16,714

4.	Aggregate Net Losses For the Year Ended December 31, 2005:		Amount($000’s)

	a. Original Portfolio		1,709,402
	b. Residual Net Losses		3,781
	c. Residual Loss Ratio		0.22%
	d. Credit Net Losses		4,321
	e. Credit Loss Ratio		0.25%

Item 3. Legal Proceedings.
(a) There were no material legal proceedings involving the Trust or the Origination Trust, or to the extent relating to the Trust or the Origination Trust, the Transferor, the Indenture Trustee, VW Credit, Inc., as servicer, or the Owner Trustee, which were pending at December 31, 2005, or as of the date of this report.
(b) Not Applicable.
Item 4. Submission of Matters To A Vote Of Security Holders.
No votes or consents of Noteholders were solicited during fiscal year 2005 for any purpose.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
To the best knowledge of the registrant, there is no established public trading market for the Notes.
(a) The holder of record of all offered Notes as of December 31, 2005 was Cede & Co., the nominee of The Depository Trust Company in the United States. On December 31, 2005, there were less than 300 holders of record of each Class of Notes.
(b) Not Applicable.
(c) Not Applicable.
Item 6. Selected Financial Data.
Omitted.
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.
Omitted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8. Financial Statements and Supplementary Data.
Omitted.
Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure.
Omitted.
Item 9A. Controls and Procedures.
Omitted.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Omitted.
Item 11. Executive Compensation.
Omitted.
Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.
The Transferor owns 100% of the Certificates issued by the Trust. While some noteholder’s positions in the Trust exceeded 5% of the outstanding principal balance of the Notes, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.
Item 13. Certain Relationships And Related Transactions.
None.
Item 14. Principal Accountant Fees and Services.
Omitted.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	(1) Not applicable.
(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(b)	Current Reports on Forms 8-K during the year ending December 31, 2005:

Date	Items Reported
February 22, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
March 21, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
April 20, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
May 20, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
June 20, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
July 20, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
August 22, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
September 20, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
October 20, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
November 21, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
December 20, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
January 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*

*Incorporated by reference.
(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2006

VOLKSWAGEN AUTO LEASE UNDERWRITTEN FUNDING, LLC

By:	/s/Timothy J. Flaherty

Name: Timothy J. Flaherty
Title: Assistant Treasurer

VOLKSWAGEN AUTO LEASE TRUST 2004-A

By:	VW CREDIT, INC., as Administrator

By:	/s/Bruce Harris

Name: Bruce Harris
Title: Chief Financial Officer

VW CREDIT LEASING, LTD.

By:	VW CREDIT, INC., as Servicer

By:	/s/Bruce Harris

Name: Bruce Harris
Title: Chief Financial Officer

EXHIBIT INDEX
Exhibit 31: Certification of Officer of Servicer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2005.
Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by Virchow Krause & Company, LLP.
Exhibit 99.3: Annual Aggregate Servicer Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2005 through December 2005.