Form 10-K
period 2006-12-31
Volkswagen Auto Lease Trust 2004-A; VW CREDIT LEASING LTD; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2007-03-30
CIK 1303023, 1202610, 1182534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
333-117089-02
333-117089
333-117089-01
(Commission File Numbers)
Volkswagen Auto Lease Trust 2004-A
(Exact name of Issuing Entity as specified in its charter)
Volkswagen Auto Lease/Loan Underwritten Funding, LLC
(Depositor and Transferor of Transaction SUBI Certificate to the Issuing Entity)
(Exact name of Depositor as specified in its charter)
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
☑ Yes ☐ No
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

Large Accelerated Filer: ☐	Accelerated Filer: ☐	Non-Accelerated Filer: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None
Issuer does not have any voting stock.
Documents incorporated by reference: See Item 15(b)

FORM 10-K
INTRODUCTORY NOTE
The transaction to which this Form 10-K relates was registered with the Securities and Exchange Commission on Form 424B1 and closed on September 29, 2004 and therefore is not subject to the requirements of Regulation AB.
PART 1
Item 1. Business.
This Annual Report on Form 10-K is filed with respect to Volkswagen Auto Lease Trust 2004-A (the “Trust”), a Delaware statutory trust formed pursuant to a Trust Agreement, dated as of September 3, 2004, amended and restated as of September 29, 2004, between Volkswagen Auto Lease/Loan Underwritten Funding, LLC, formerly Volkswagen Auto Lease Underwritten Funding, LLC, (the “Transferor”) and The Bank of New York (Delaware), as owner trustee (the “Owner Trustee”). The Trust issued $1,500,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4-A, and A-4-B (the “Notes”) pursuant to an Indenture, dated as of September 29, 2004, between the Trust and Citibank, N.A. as indenture trustee (the “Indenture Trustee”).
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
See Item 15.
The following tables set forth the number and aggregate principal amount of delinquent and defaulted SUBI contracts, the delinquency rates, and aggregate net losses on the SUBI contracts of the Trust as of December 31, 2006:

1.	Delinquent Contracts:	Contracts	Amount ($000's)
	a. 31 — 60 Days Delinquent	506	7,168
	b. 61 — 90 Days Delinquent	103	1,453
	c. 91 Days or More Delinquent	109	1,521

2.	Delinquency Ratio:		Amount ($000's)
	a. Delinquent Balance		10,142
	b. Total Pool Balance		459,022
	c. Delinquency Ratio		2.21%

3.	Defaulted Contracts:	Contracts	Amount ($000's)
	a. For the Year Ended December 31, 2006	594	9,683

4.	Aggregate Net Losses For the Year Ended December 31, 2006:		Amount ($000’s)

	a. Original Portfolio		1,709,402
	b. Residual Net Losses / (Gains)		(446)
	c. Residual Loss Ratio		-0.03%
	d. Credit Net Losses		2,802
	e. Credit Loss Ratio		0.16%

Item 3. Legal Proceedings.
(a) There were no material legal proceedings involving the Trust or the Origination Trust, or to the extent relating to the Trust or the Origination Trust, the Transferor, the Indenture Trustee, VW Credit, Inc., as servicer, or the Owner Trustee, which were pending at December 31, 2006, or as of the date of this report.
(b) Not Applicable.
Item 4. Submission of Matters To A Vote Of Security Holders.
No votes or consents of Noteholders were solicited during fiscal year 2006 for any purpose.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
To the best knowledge of the registrant, there is no established public trading market for the Notes.
(a) The holder of record of all offered Notes as of December 31, 2006 was Cede & Co., the nominee of The Depository Trust Company in the United States. On December 31, 2006, there were less than 300 holders of record of each Class of Notes.
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
Omitted.
Item 8. Financial Statements and Supplementary Data.
Omitted.
Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure.
Omitted.
Item 9A. Controls and Procedures.
Omitted.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
Item 13. Certain Relationships And Related Transactions, and Director Independence.
Omitted
Item 14. Principal Accountant Fees and Services.
Omitted.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	(1)	Not applicable.
(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(b)	Current Reports on Forms 8-K during the year ending December 31, 2006:

Date	Items Reported
February 21, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
March 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
April 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
May 22, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
June 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
July 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
August 21, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
September 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
October 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
November 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
December 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
January 22, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*

*Incorporated by reference.
(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2007

VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
By:	/s/ Timothy J. Flaherty
	Name:	Timothy J. Flaherty
	Title:	Assistant Treasurer

VOLKSWAGEN AUTO LEASE TRUST 2004-A By: VW CREDIT, INC., as Administrator
By:	/s/ Bruce Harris
	Name:	Bruce Harris
	Title:	Chief Financial Officer

VW CREDIT LEASING, LTD. By: VW CREDIT, INC., as Servicer
By:	/s/ Bruce Harris
	Name:	Bruce Harris
	Title:	Chief Financial Officer

EXHIBIT INDEX
Exhibit 31: Certification of Officer of Servicer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2006.
Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by Virchow Krause & Company, LLP.
Exhibit 99.3: Annual Aggregate Servicer Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2006 through December 2006.